Form 10-Q
period 2025-09-30
FBRED-C Feeder REIT Trust
filed 2025-11-10
CIK 2073653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number – 000-56765

FBRED-C Feeder REIT Trust

(Exact name of registrant as specified in its charter)

Maryland	33-4962406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Madison Avenue, Suite 1600
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 212-588-6770

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 10, 2025, there were 40 common shares of beneficial interest, $0.001 par value, outstanding.

FBRED-C Feeder REIT Trust

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	2
Balance Sheet as of September 30, 2025 (Unaudited)	2
Statement of Operations for the Three Months Ended September 30, 2025 and for the period from March 6, 2025 (inception) through September 30, 2025 (Unaudited)	3
Statement of Changes in Equity for the Three Months Ended September 30, 2025 and for the period from March 6, 2025 (inception) through September 30, 2025 (Unaudited)	4
Statement of Cash Flows for the period from March 6, 2025 (inception) through September 30, 2025 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	14
Signatures	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FBRED-C Feeder REIT Trust

BALANCE SHEET

(Unaudited)

As of
September 30, 2025
Assets
Cash	$1,004
Total assets	$1,004
Liability and Equity
Total liabilities	$—
Commitments and Contingencies (See Note 5)
Equity
Common Shares, $0.001 par value per share, 100,000 shares authorized, 40 shares issued and outstanding	1
Additional paid-in capital	999
Accumulated earnings	4
Total equity	1,004
Total liabilities and equity	$1,004

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust

STATEMENTS OF OPERATIONS

(Unaudited)

		March 6, 2025 (Date
	Three Months Ended	of Inception) through
	September 30, 2025	September 30, 2025
Revenue	$4	$4
Total Revenue	$4	$4
Expenses	$—	$—
Total Expenses	$—	$—
Net Income	$4	$4
Net income (loss) per redeemable common share, basic and diluted	$0.10	$0.10
Weighted average common shares outstanding, basic and diluted	40	40

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust

STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Additional
	Common Shares		Paid	Accumulated
	Shares	Par Value	in Capital	Earnings	Total Equity
Balance at March 6, 2025 (Date of Inception)	—	$—	$—	—	$—

Balance at March 31, 2025	—	$—	$—	—	$—

Balance at June 30, 2025	—	$—	$—	—	$—
Net income	—	—	—	4	4
Common shares of beneficial interest	40	1	999	—	1,000
Balance at September 30, 2025	40	$1	$999	4	$1,004

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust

STATEMENT OF CASH FLOWS

(Unaudited)

For the Period From
March 6, 2025 (Date of Inception)
to September 30, 2025
Net income	$4
Cash flow from operating activities
Net cash from operating activities	$4
Cash flow from investing activities
Net cash from investing activities	$—
Cash flow from financing activities
Proceeds from issuance of common shares	$1,000
Net cash from financing activities	$1,000

Net increase in cash	$1,004
Cash at beginning of the period	—
Cash at the end of the period	$1,004

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

FBRED-C Feeder REIT Trust (the “Company”) was formed on March 6, 2025 as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company has been formed to invest in common stock of Franklin BSP Real Estate Debt, Inc. (“FBRED”).

The Company will be externally managed by Benefit Street Partners, L.L.C. (the “Adviser”). The Adviser is a limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company has been formed to act as an investment vehicle through which certain non-U.S. investors can indirectly invest in FBRED’s common stock via Franklin BSP Real Estate Debt Cayman Access Fund (FBRED-C) L.P. (the “Indirect Parent”). The Indirect Parent invests in the Company directly (the “Shareholder Loan”) and also indirectly through FBRED-C Feeder Subsidiary Fund, L.P. (“Cayman Feeder Sub”). The Company intends to invest in various classes of the common stock of FBRED and expects to authorize, offer and sell its common shares of beneficial interest to the Cayman Feeder Sub on a one-for-one ratio corresponding to its investment in common stock of FBRED. Accordingly, the Company’s investment objectives are the same as the investment objectives of FBRED.

Note 2 – Capitalization

As of March 6, 2025, the Company was authorized to issue 100,000 common shares of beneficial interest, par value $0.001 per share (“common shares”). The Company intends to undertake a continuous private offering, pursuant to which it will offer and sell its common shares to Cayman Feeder Sub. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the offering will be equal to the most recently determined net asset value (“NAV”) per share for the applicable class plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the prior month’s NAV per share for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The interim financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the interim periods presented.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of September 30, 2025.

Interest earned on cash held in banks is recorded as earned to Revenue within the accompanying Statements of Operations.

FBRED-C Feeder REIT Trust

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company intends to elect to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”) beginning with the taxable year ending December 31, 2026. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.

Organization and Offering Costs

Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering. Offering costs will be recorded as a reduction to paid-in capital when the offering is completed, which has not yet occurred.

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering. In addition, the Company will reimburse the Adviser for the organization and offering costs and operating expenses it incurs on the Company’s behalf when such costs become the obligation of the Company.

As of September 30, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $0.5 million. These organization and offering expenses are not recorded in the accompanying Balance Sheet because such costs are not the obligation of the Company until the Company and the Adviser enter an advisory agreement. If and when such events are probable the Company will record organizational expenses as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Balance Sheet.

Segment Reporting

In accordance with FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer/President and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income under GAAP. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected in total assets on the accompanying Balance Sheet.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

FBRED-C Feeder REIT Trust

NOTES TO FINANCIAL STATEMENTS

Note 4 – Related Party Transactions

Advisory Agreement

The Company intends to enter into an advisory agreement (the “Advisory Agreement”) with the Adviser in which the Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

The Adviser also serves as the external adviser of FBRED and is compensated in such capacity. The Adviser shall not be entitled to additional compensation for services provided pursuant to the Advisory Agreement with the Company.

Note 5 – Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote. Accordingly, the Company has not entered into any contracts and not accrued any liability in conjunction with such indemnifications.

Note 6 – Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The CODM is comprised of the Company’s Chief Executive Officer/President and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company primarily based on the Company’s net income under GAAP. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected in total assets on the accompanying Balance Sheet.

Note 7 – Dependency

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares and other administrative duties. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

References herein to “FBRED-C Feeder REIT Trust” “Company,” “we,” “us,” or “our” refer to FBRED-C Feeder REIT Trust and its subsidiaries unless the context specifically requires otherwise.

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, including those set forth under Item 1A “Risk Factors,” actual events or results or the actual performance of the company may differ materially from those reflected or contemplated in such forward-looking statements. As a result, prospective investors should not rely on such forward-looking statements in making their investment decisions. In addition, certain statements reflect estimates, predictions or opinions of the Company, Benefit Street Partners or their affiliates, which cannot be independently verified and may change. There is no guarantee that these estimates, predictions or opinions will be ultimately realized.

You should carefully review the section entitled “Risk Factors” for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to), as a result of new information and future events.

Overview

We are a Maryland statutory trust that was formed on March 6, 2025. We intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We are externally managed by Benefit Street Partners, L.L.C. (“the Adviser”).

We have been formed to invest in common stock of Franklin BSP Real Estate Debt, Inc. (“FBRED”), a Maryland corporation also managed by the Adviser.

We have been formed to act as an investment vehicle through which certain non-U.S. investors can indirectly invest in FBRED’s common stock via Franklin BSP Real Estate Debt Cayman Access Fund (FBRED-C), L.P. (the “Indirect Parent”). The Indirect Parent invests in us directly and also indirectly through FBRED-C Feeder Subsidiary Fund, L.P. (“Cayman Feeder Sub”). We intend to invest in various classes of the common stock of FBRED and expect to authorize, offer and sell our common shares to the Cayman Feeder Sub on a one-for-one ratio corresponding to our investment in common stock of FBRED. Accordingly, our investment objectives are the same as the investment objectives of FBRED.

FBRED’s business focuses on originating senior floating-rate mortgage loans, and also investing in other real estate-related assets, including subordinated mortgage loans, mezzanine loans, and participations in such loans, commercial real estate securities, including commercial mortgage-backed securities (“CMBS”), equity or equity-linked securities in real estate operating companies, and net leased properties. FBRED primarily targets middle market companies, and invests across a mix of asset classes, but intends to focus on lending in the multifamily space. FBRED may also invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and collateralized loan obligations.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Quarterly Report on Form 10-Q.

Key Components of our Results of Operations

Revenue

We were capitalized through the purchase by BSP Fund Holdco (Debt Strategy) LP (the “Initial Investor”) of 40 common shares for an aggregate purchase price of $1,000 on July 31, 2025.

As of September 30, 2025, we have not engaged in principal operations. Interest earned on cash held in banks of $4 was recorded to Revenue on the Statements of Operations.

Expenses

We did not have any expenses for the quarter ended September 30, 2025.

Organizational and Offering Expenses

For a discussion of the organizational and offering expense reimbursement to the Adviser, see Item 7. “Certain Relationships and Related Transactions, and Director Independence—Advisory Agreement” in our Post-Effective Amendment No.1 to the Registration Statement on Form 10, as filed with the SEC on September 26, 2025.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, we are in our organizational period and have not yet commenced principal operations. We expect that principal operations will commence when we issue common shares in the initial closing of our private offering. As of September 30, 2025, the Initial Investor has made an initial capital contribution of $1,000 in cash and we have earned $4 of interest on cash held in banks.

We currently expect that the initial closing of our private offering of common shares will occur in the first quarter of 2026 and that concurrent with that closing we will commence operations. Following our initial closing, we expect to have subsequent closings of common shares through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in FBRED common stock.

Once we commence operations, we expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) the Shareholder Loan, and (iv) any future offerings of our equity securities. We expect that during our first 12 months of operations our primary sources of capital will be net proceeds from monthly closings on our continuous private offering and distributions on shares of common stock we intend to hold in FBRED. We expect longer term capital sources to include these same sources.

Our primary use of cash will be for (i) investment in FBRED, (ii) operating costs (including legal and accounting fees), (iii) periodic share repurchases, and (iv) cash distributions (if any) to the holders of our shares to the extent declared by our board of trustees (the “Board”).

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.

Our Adviser will agree to several support measures that will enhance our liquidity. Our Adviser will agree to advance all organization and offering expenses (other than any upfront selling commissions, which will be paid directly by investors in the Indirect Parent, and any dealer manager fees and shareholder servicing fees which will be paid by FBRED with respect to our purchase of FBRED common stock) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We expect to reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. As of September 30, 2025, the Adviser has advanced approximately $0.5 million of organization and offering expenses on our behalf.

Critical Accounting Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates are those that require the application of management’s most difficult, subjective or complex judgments on matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

Related Party Transactions

We intend to enter into an advisory agreement with the Adviser in connection with the initial closing of our private offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, such officers have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including such officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2025, we were not subject to any material legal proceedings.

ITEM 1A. RISK FACTORS

Our potential risks and uncertainties are presented in the section entitled “Risk Factors” contained in our Post-Effective Amendment No.1 to the Registration Statement on Form 10, as filed with the SEC on September 26, 2025. There have been no material changes from these risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We were capitalized through the purchase by the Initial Investor of 40 common shares for an aggregate purchase price of $1,000 on July 31, 2025. These common shares were issued and sold in a private offering in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

We are engaged in a continuous private offering of different classes of common shares to Cayman Feeder Sub made pursuant to exemptions for a private offering provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As September 30 2025, there have been no purchases under the continuous private offering and the Initial Investor is the only shareholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarterly period ended September 30, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)	List of documents filed:
(1)	The Financial Statements of the Company. (See Item 1 above.)
(2)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FBRED-C Feeder REIT Trust

November 10, 2025	By:	/s/ Michael Comparato
Name: Michael Comparato
Title: Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2025	By:	/s/ Jerome Baglien
Name: Jerome Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)