Form 10-K
period 2025-12-31
FBRED-C Feeder REIT Trust
filed 2026-03-16
CIK 2073653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class I Common Shares, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate net asset value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares of beneficial interest, $0.001 par value per share (“Common Shares”), and no shares are held by non-affiliates.
As of March 16, 2026, there were 40 common shares of beneficial interest, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements
Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, including those set forth under Item 1A. “Risk Factors” actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. As a result, prospective investors should not rely on such forward-looking statements in making their investment decisions. In addition, certain statements reflect estimates, predictions or opinions of FBRED-C Feeder REIT Trust (the “Company”), Benefit Street Partners L.L.C. or their affiliates, which cannot be independently verified and may change. There is no guarantee that these estimates, predictions or opinions will be ultimately realized.
You should carefully review the section entitled “Risk Factors” for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to), as a result of new information and future events.
Summary Risk Factors
The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under Item 1A. “Risk Factors.”
•We have no operating history.
•We expect to have a significant amount of indebtedness to Franklin BSP Real Estate Debt Cayman Access Fund (FBRED-C), L.P., a Cayman Islands exempted limited partnership (the “Indirect Parent”), and may need to incur more in the future.
•Our failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“Code”), could have significant adverse consequences to us and the value of our common shares.
•Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our shareholders.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Changes in tax laws may adversely affect our taxation as a REIT and taxation of our shareholders.
•Fees and expenses associated with administering the Company, Indirect Parent and FBRED-C Feeder Subsidiary Fund, L.P., a wholly-owned subsidiary of the Indirect Parent (the “Cayman Feeder Sub”), will reduce distributions we make on our common shares, which means that our shareholder is expected to receive less distributions than if it invested directly in Franklin BSP Real Estate Debt, Inc. (“FBRED”) common stock.
See “Risk Factor Summary” of FBRED’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, incorporated herein by reference for information related to our investments in FBRED common stock.

PART I
ITEM 1. BUSINESS
FBRED-C Feeder REIT Trust (“we,” “us” and the “Company”) is a newly formed company that intends to elect to qualify to be taxed for U.S. federal income tax purposes, and to qualify annually thereafter, as a REIT. We were formed as a Maryland statutory trust on March 6, 2025. As a REIT, we must comply with certain regulatory requirements. See “—Governmental Regulations” and Item 1A. “Risk Factors — Risks Related to Taxation.”
We are externally managed by our adviser, Benefit Street Partners L.L.C. (the “Adviser” or “Benefit Street Partners”), pursuant to an advisory agreement to be dated the date of the first closing of the issuance and sale of our common shares (the “Advisory Agreement”). Our Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
The Company has been formed to act as an investment vehicle through which certain non-U.S. investors can indirectly invest in FBRED’s common stock via the Indirect Parent, which in turn invests in the Company and the Cayman Feeder Sub, which in turn invests in the Company. The purpose of the structure is, among other things, to address investment considerations for non-U.S. investors, taking into account the particular circumstances of such investors. The Company intends to invest in various classes of the common stock of FBRED and expects to authorize, offer and sell its common shares to the Cayman Feeder Sub on a one-for-one ratio corresponding to its investment in common stock of FBRED. Accordingly, the Company’s investment objectives are the same as the investment objectives of FBRED. FBRED is also managed by the Adviser.
At the time of our initial investment in common stock of FBRED, we expect we will be issued Series A Preferred Stock of FBRED that will provide us the right to appoint 50% of the members of FBRED’s board of directors.
Refer to Item 1. “Business” of FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference, for information on the business and investment objectives of FBRED.

Ownership Structure
The following chart shows our anticipated ownership structure upon the completion of our initial offering and our initial investment in common stock of FBRED:

Note 1: The relative ownership of FBRED common stock by the Company as compared to other investors will change monthly depending on amounts invested in FBRED’s private offering of common stock and any share redemptions by FBRED.
Note 2: As of the date of this Form 10-K and for the period prior to the Company’s initial closing of common shares, BSP Fund Holdco (Debt Strategy) LP holds and will hold all of the outstanding common shares of the Company. Refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Private Offering and Investments in FBRED Common Stock
The Company was formed to facilitate indirect investments in FBRED common stock by certain non-U.S. investors. The following hypothetical example illustrates how investments will be made:
•A non-U.S. investor that wants to indirectly invest in one share of FBRED Class H-D common stock would invest in one Class H-D unit of the Indirect Parent. The purchase price for the unit would be equal to the FBRED Class H-D common stock NAV per share for the preceding month plus any upfront commission charged by and paid to the selling broker (unaffiliated with the Adviser).
•The Indirect Parent would invest all the proceeds (net of any amount paid to the broker) in the Company. In order to address certain anticipated investment considerations of the types of investors we expect will invest in the Indirect Parent, a portion of the amount the Indirect Parent invests in the Company would be in the form of a loan to the Company and the remaining portion would be an equity investment in the Cayman Feeder Sub, which in turn would make an equivalent investment in a Company Class H-D common share. The split between the amount loaned and the equity investment would be based on a yet to be determined allocation percentage that will be established by the Company in connection with the initial closing based on the advice and analysis of its outside tax advisors. The purchase price of a Company Class H-D common share would be the same as the price of the applicable FBRED Class H-D common stock minus the loan amount.
•The Company would use the proceeds from the loan and the equity investment to acquire one share of FBRED Class H-D common stock.
•There would be no offering-related fees charged by the Indirect Parent, Cayman Feeder Sub, Company or FBRED with respect to the investment.
Fees and Expenses
We will not pay the Adviser any fees pursuant to the Advisory Agreement. The Adviser will receive fees from FBRED pursuant to its advisory agreement with FBRED. The general partner of the Cayman Feeder Sub and the Indirect Parent will not be paid fees.
We will incur offering, organization and operating costs. The Adviser will agree to advance all organization and offering expenses (other than any upfront selling commissions, which will be paid directly by investors in the Indirect Parent to the applicable broker) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We expect to reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. As of December 31, 2025, the Adviser has advanced approximately $0.8 million of organization and offering expenses on our behalf.
We intend to pay our offering, organization and operating (such as legal and accounting) costs with a portion of the distributions we receive from our investments in FBRED common stock. Consequently, the distributions we expect to make to the Cayman Feeder Sub will be reduced by such expenses. The amounts of these expenses will be disclosed in our periodic reports filed with the SEC. We also expect that the Cayman Feeder Sub and the Indirect Parent will use a portion of the distributions they receive to pay their own expenses. Moreover, distributions may be reduced by applicable withholding taxes.
FBRED Series A Preferred Share and Stockholder Agreement
In connection with the initial closing of our private offering and our investment in FBRED common stock, we expect that FBRED will issue a share of FBRED Series A Preferred Stock which will give us the right to appoint 50% of the FBRED board of directors. In connection with such issuance, we intend to enter into a stockholder agreement with FBRED that will provide (i) that we agree that all but two of the directors on the FBRED board of directors at any given time that are appointed or designated by us pursuant to our rights as the holder of the Series A Preferred Stock will satisfy the definition of “Independent Director” as set forth in FBRED’s charter, (ii) that FBRED agrees that the size of the FBRED board of directors shall be six, unless otherwise agreed to with us, and (iii) that we agree that in connection with any vote of holders of FBRED common stock on nominees for election to the FBRED board of directors, we will vote any FBRED common stock we own for director nominees in the same proportion as votes submitted (including via proxy) by other FBRED stockholders.
If the Series A Preferred Stock is issued to us, we intend to designate three of the existing FBRED directors pursuant to our appointment right. We will also have the authority to remove our director designees and to fill vacancies created by the resignation or removal of our director designees.

Investment Company Act Considerations
We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We expect to conduct our operations such that we are not required to register under the Investment Company Act for the reasons summarized below.
Under the Investment Company Act, in relevant part, a company is an “investment company” if:
•under Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•under Section 3(a)(1)(C), it is engaged, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). The term “investment securities” generally includes all securities except U.S. government securities, securities issued by employees’ securities companies and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
With respect to Section 3(a)(1)(A) of the Investment Company Act, we do not intend to engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be a holding company primarily engaged in the non-investment company businesses of our direct and indirect subsidiaries.
With respect to Section 3(a)(1)(C), on an unconsolidated basis we expect that more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in a “majority-owned subsidiary” (as defined in the Investment Company Act) that is not itself an investment company and is not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Section 2(a)(24) of the Investment Company Act defines a “majority-owned subsidiary” of a person as “a company 50 per centum or more of the outstanding voting securities of which are owned by such person, or by a company which, within the meaning of this paragraph, is a majority-owned subsidiary of such person.” Section 2(a)(42) defines a “voting security’’ as:
any security presently entitling the owner or holder thereof to vote for the election of directors of a company. A specified percentage of the outstanding voting securities of a company means such amount of its outstanding voting securities as entitles the holder or holders thereof to cast said specified percentage of the aggregate votes which the holders of all the outstanding voting securities of such company are entitled to cast. The vote of a majority of the outstanding voting securities of a company means the vote, at the annual or a special meeting of the security holders of such company duly called, (A) of 67 per centum or more of the voting securities present at such meeting, if the holders of more than 50 per centum of the outstanding voting securities of such company are present or represented by proxy; or (B) of more than 50 per centum of the outstanding voting securities of such company, whichever is the less.
Our only direct investments are expected to be in the common stock and Series A Preferred Stock of FBRED. Pursuant to the terms of the FBRED Series A Preferred Stock, so long as the we own shares of FBRED common stock, we will have the right to appoint 50% of the members of FBRED’s board of directors. As we will hold a security, the FBRED Preferred Stock, that will give us the right to appoint directors of FBRED, the FBRED Preferred Stock is a “voting security” of FBRED. Although we may not own 50% of the total number of outstanding shares of voting securities of all classes of FBRED, our ownership of the FBRED Series A Preferred Stock will give us the voting right equivalent to owning such number of shares. As a result, as of the initial closing of our private offering, because we will own voting securities of FBRED (FBRED Preferred Stock) that will allow us to designate 50% of the FBRED directors, as if we held 50% of the number of outstanding voting securities of FBRED, FBRED will be our majority-owned subsidiary for purposes of the Investment Company Act.
Furthermore, given that we have been formed to facilitate investment in FBRED by certain non-U.S. investors, we will have an active interest and our directors will have a fiduciary duty to exercise voting control of FBRED for the benefit of our shareholders. Our equity investment in FBRED is our only investment, which is our sole revenue-generating activity. Therefore, we will exercise control rather than treat this investment as a passive investment that may be considered an “investment security” for purposes of Section 3(a)(1)(C) of the Investment Company Act.
FBRED (including its wholly owned and majority-owned subsidiaries) are not required to register as an investment company under the Investment Company Act and do not rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (and are not investment companies under Section 3(a)(1)(A) or Section 3(a)(1(C), or alternatively may rely on Section 3(c)(5) or

Section 3(c)(6) of the Investment Company Act as further described in Section Item 1. “Business—Investment Company Act Considerations” of FBRED’s Form 10-K filed with the SEC on March 12, 2026), which is incorporated herein by reference. As a result, we do not expect that more than 40% of our assets, exclusive of cash and U.S. government securities, will be “investment securities,” as that term is used under the Investment Company Act.
If we are unable to satisfy the 40% limitation on investment securities or to maintain any applicable exception or exemption from registration as an investment company under the Investment Company Act either because of changes in SEC guidance or otherwise, we could be required to, among other things, seek to: (i) substantially change the composition of the assets that we own to avoid being required to register as an investment company under the Investment Company Act; or (ii) register as an investment company. Either of (i) or (ii) could have a material adverse effect on us. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial and costly regulation with respect to our capital structure, management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.
Emerging Growth Company
We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.
Status as a Real Estate Investment Trust
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2026. In general, a REIT is a company that:
•combines the capital of many investors to acquire or provide financing for real estate assets;
•satisfies the various requirements of the Code, including a requirement to distribute to shareholders at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year; and
•is generally not subject to U.S. federal corporate income taxes on its net taxable income that it currently distributes to its shareholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and shareholder levels) that generally results from investments in an entity that is taxed as a corporation for U.S. federal income tax purposes.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. See Item 1A. “Risk Factors — Risks Related to Taxation — Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common shares.” Refer to Item 1A. “Risk Factors” of FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference, for information on risks related to FBRED’s qualification as a REIT.
Governmental Regulations
Our operations and FBRED’s operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. We do not expect that these laws and regulations will have a material adverse effect on our business. Refer to Item 1. “Business” of FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference, for information on government regulation of FBRED.

Human Capital Management
We have no employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement.
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.
ITEM 1A. RISK FACTORS
Risks Associated With Our Structure
We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity and will begin operations upon the initial closing. The Adviser currently manages a number of private funds, accounts, and co-investment vehicles and affiliates of the Adviser have in the past managed other private funds, client accounts and proprietary accounts with similar strategies to that of the Company. There can be no assurance that the results achieved by the Adviser or its affiliates’ past investments will be achieved for the Company. Past performance should not be relied upon as an indication of future results. As a result, an investment in our common shares may entail more risk than an investment in a REIT with a substantial operating history.
Fees and expenses associated with administering the Company, Indirect Parent and Cayman Feeder Sub, will reduce distributions we make on our common shares, which means that our shareholder is expected to receive less distributions than if it invested directly in FBRED common stock.
Although we were formed to provide certain non-U.S. investors the opportunity to indirectly invest in shares of common stock of FBRED, the fees and expenses associated with administering the Company, Indirect Parent and Cayman Feeder Sub, including legal and accounting expense, will reduce cash flows available for distributions on our common shares. As a result, we expect that our shareholder will receive lower distributions on our common shares than it would if it invested directly in FBRED common stock.
In addition, there is no assurance that we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, borrowings, or offering proceeds (including from sales of common shares), and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors. Funding distributions from borrowings, return of capital or proceeds of our private offering will result in us having less funds available to acquire investments. As a result, the return our shareholder will realize on its investment may be reduced.
We expect to have a significant amount of indebtedness to the Indirect Parent and may need to incur more in the future.
Once we commence operations, we expect to generate cash primarily from the net proceeds of our continuous private offering (or any future offerings of equity securities), cash flows from our operations, and loans from the Indirect Parent (the “Shareholder Loans”), which we expect to be significant. Our governing documents do not limit the amount of debt we may incur. The amount of such indebtedness could have material adverse consequences, including limiting amounts that are available for distribution to our shareholder and the amount of cash flow available for future operations.
The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common shares.
We intend to conduct our operations so that we will not be an investment company under the Investment Company Act. However, there can be no assurance that we or our subsidiaries will be able to successfully avoid registering as an investment company. See Item 1 “Business—Investment Company Act Considerations.” If it were established that we or our subsidiaries were inadvertently operating as an unregistered investment company, there would be a risk of substantial adverse consequences. In such a scenario we would be potentially subject to monetary penalties and injunctive relief in an action brought by the SEC. Additionally, we would potentially be unable to enforce contracts with third parties and third parties could potentially seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we fail to maintain an exclusion from registration as an investment company, either because of changes in SEC guidance or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations and the composition of the assets we own to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common shares. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Risks Related to Taxation
Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common shares.
We believe we will qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2026. We intend to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. Even an inadvertent or technical mistake could jeopardize our REIT status.
Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis:
•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. If the Internal Revenue Service (“IRS”) or any other arm of the government challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
•We expect that all of our investments will be in common stock of FBRED (other than our investment in the Series A Preferred Stock of FBRED) and we may in the future own direct or indirect interests in other subsidiaries that will elect to be taxed as a REIT under the Code (together with FBRED, “Subsidiary REITs”), which would further complicate the application of the REIT requirements for us. A Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. Moreover, FBRED currently invests (or a Subsidiary REIT may in the future invest) in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) it would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions.
If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to U.S. federal and applicable state and local income tax on our taxable income at regular corporate rates. In addition, we would possibly also be subject to certain taxes that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. Losing our REIT status would reduce our net income available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.
Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our shareholders.
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:

•In order to qualify as a REIT, we must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) to our shareholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years.
•We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.
Any of these taxes would decrease cash available for distribution to our shareholders.
Changes in tax laws may adversely affect our taxation as a REIT and taxation of our shareholders.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax adviser with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.
General Risks Related to an Investment in Our Common Stock
Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of the Adviser and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
As reliance on technology in our industry has increased, so have the risks posed to the systems of the Adviser and other parties that provide us with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
Although the Adviser and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Adviser and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Risks Associated With Our Investment In FBRED
We expect that all of our investments will be in common stock of FBRED (other than our investment in the Series A Preferred Stock of FBRED). Refer to Item 1A. “Risk Factors” of FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference, for information on the risks of investing in FBRED common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Management and Board of Trustees Oversight
Our Board of Trustees oversees risk management for the Company, including through its approval of the investment policy and other policies of the Company and its oversight of the Adviser. Cybersecurity risk management is integrated into this broader risk management framework.
Information Technology and Cybersecurity Risks
We have no employees and rely on the Adviser, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Advisory Agreement, including our information technology infrastructure and cybersecurity. Therefore, we rely heavily on Franklin Templeton’s information systems and their program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President, Chief Risk and Transformation Officer, has over 31 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 14 years. The CISO provides regular briefings for our Board of Trustees and senior officers of the Company on cybersecurity matters, including threats, events, and program enhancements.
In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Adviser uses to provide services to us pursuant to the Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or his delegee.
The Board of Trustees oversees, the Company’s privacy, information technology and security and cybersecurity risk exposures, including (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation, (ii) the programs and steps implemented by management to monitor and mitigate any exposures, (iii) the Company’s information governance and information security policies and programs, and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. On a quarterly basis, the CISO or its delegee report to our Board of Trustees on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Franklin Templeton cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from and reporting cybersecurity events. The Company has a policy that supplements the Franklin Templeton cybersecurity incident response plan and addresses reporting and disclosure considerations related to a cybersecurity incident.
Prevention and Preparation
Franklin Templeton undertakes regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and they implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, Franklin Templeton periodically engages consultants to conduct external reviews of its vulnerabilities, including penetration testing and compromise assessments. Franklin Templeton employs identity and access management including broad adoption of multifactor authentication, geo-location blocking, behavior analytics and controls aligned to a zero trust model.
Franklin Templeton and the Adviser recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cyber security procedures. For example, new hires receive mandatory privacy and information security training. In addition, current employees of the Adviser must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related awareness activities and trainings that we conduct throughout the year.
We recognize that third parties that provide information systems used by the Adviser to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton requires third party vendors to comply with our confidentiality, security, and privacy requirements. Third-party IT vendors are also subject to additional diligence such as questionnaires and inquiries.
As discussed above, to support its preparedness Franklin Templeton has an incident response plan that it periodically updates. In addition, Franklin Templeton performs regularly scheduled tabletop exercises and periodic drills at least once a year to test its incident response procedures, identify improvement opportunities and exercise team preparedness. Franklin Templeton also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.
Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event.
Containment, Eradication, Recovery, and Reporting
In the event of a cybersecurity incident, the Franklin Templeton incident response team is responsible for deciding on a containment strategy to respond to the cybersecurity incident consistent with the procedures in the incident response plan.
Once a cybersecurity incident is contained the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions or validation of files or data that may have been affected.
Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts.
Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, identify potential adjustments as appropriate and report to our senior management and Board of Trustees on these matters.
Cybersecurity Risks
As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, that impacted the Company since its inception. We and our Adviser routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. See “Item 1A–Risk Factors– General Risks Related to an Investment in Our Common Stock–Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity” in FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference.
ITEM 2. PROPERTIES
Our principal office is located at One Madison Avenue, Suite 1600, New York, NY 10010. As part of the Advisory Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
ITEM 4. MINE SAFETY DISCLOSURES
None.

13

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares are currently not traded on any public market and we do not intend to list our common shares on an exchange. As of the date of this Annual Report on Form 10-K, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after market for our securities.
Under our current declaration of trust, we have authority to issue a total of 100,000 common shares with a par value of $0.001 per share. Prior to the initial closing of the private offering of our common shares, we intend to amend and restate our declaration of trust (the “declaration of trusts”) such that we will have authority to issue an unlimited number of common shares of beneficial interest (“common shares”) with a par value of $0.001 per share, and 1,000 preferred shares of beneficial interest, par value $0.001 per share (“preferred shares”). The Board may amend our declaration of trust from time to time, without shareholder approval, to increase or decrease the aggregate number of shares or the number of shares of any class or series of common shares, including to create any class of common share to be issued in our private offering.
Common Shares
The classes and terms of our common shares will be designed to mirror the classes and terms of the FBRED common stock we acquire using the net proceeds we receive directly and indirectly from the Indirect Parent. For more information on FBRED’s common stock, see Item 11. “Description of Registrant’s Securities to be Registered” in FBRED’s Form 10-12G/A filed with the SEC on December 20, 2024, which is incorporated herein by reference.
Subject to the restrictions on ownership and transfer of our common shares set forth in our declaration of trust and except as may otherwise be specified in our declaration of trust, holders of common shares are entitled to one vote per share on all matters voted on by shareholders. Subject to any preferential rights of any outstanding class or series of shares of beneficial interest and to the provisions in our declaration of trust regarding the restriction on ownership and transfer of our common shares, shareholders are entitled to such distributions as may be authorized from time to time by our Board and declared by us out of legally available funds and, upon liquidation, are entitled to receive all assets available for distribution to our shareholders. Upon issuance for full payment in accordance with the terms of our private offering, all common shares issued in our private offering will be fully paid and non-assessable. Shareholders will not have preemptive rights, which means that shareholders will not have an automatic option to purchase any new common shares that we issue.
We will generally not issue certificates for our common shares. Common shares will be held in “uncertificated” form, which will eliminate the physical handling and safekeeping responsibilities inherent in owning transferable share certificates and eliminate the need to return a duly executed share certificate to effect a transfer. We expect to engage a third-party service provider to act as our registrar and as the transfer agent for our common shares.
Preferred Stock
Our declaration of trust will authorize the Board to designate and issue one or more classes or series of preferred stock without shareholder approval, and to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of each class or series of preferred shares so issued. Because the Board has the power to establish the preferences and rights of each class or series of preferred shares, it may afford the holders of any series or class of preferred share preferences, powers and rights senior to the rights of holders of the common shares.
Meetings and Special Voting Requirements
There is no requirement to hold an annual meeting of the shareholders in any year. An annual meeting of shareholders may be called by the Board and will be held each year on the date specified by the Board. Special meetings of shareholders may be called only upon the request of the President or any trustee, and must be called by our secretary to act on any matter that may properly be considered at a meeting of shareholders upon the written request of shareholders entitled to cast not less than twenty-five percent of all the votes entitled to be cast on such matter at the meeting. Upon receipt of a written request stating the purpose of any such special meeting and the matters proposed to be acted on at such meeting and the satisfaction of certain procedural requirements set forth in the amended and restated bylaws (“bylaws”), our secretary will provide a written notice to each shareholder entitled to vote at such meeting not less than ten and not more than 90 days before the meeting. Unless requested by shareholders entitled to cast a majority of all the votes entitled to be cast at such meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any meeting of shareholders held during the preceding twelve months. The presence either in person or by proxy of shareholders entitled to cast a majority of all the votes entitled to be cast at the meeting on any matter will constitute a quorum, except where required by law or the declaration of trust. Generally, the affirmative vote of a majority of all votes entitled to be cast is necessary to take shareholder action.
Under our declaration of trust, except as provided in the term of any common shares, shareholders are generally entitled to vote only on the following matters: (a) the removal and selection of a successor trustee; (b) the appointment of a successor trustee if there are no remaining trustees, (c) amendment of the declaration of trust; (d) termination of the Company; (e) merger or consolidation of the Company, or the sale or disposition of substantially all of the property of the Company; (f) any actions set forth in the bylaws or the declaration of trust which expressly require approval by a vote of the shareholders; and (g) such other matters with respect to which the Board has adopted a resolution declaring that a proposed action is advisable and directing that the matter be submitted to the shareholders for approval or ratification.
Shareholders are not entitled to exercise any appraisal rights or of the rights of an objecting shareholder.
Pursuant to our declaration of trust, shareholders may, during usual business hours, inspect and copy our declaration of trust and bylaws and all amendments thereto, minutes of the proceedings of the shareholders, the annual statement of affairs of the Company and any voting trust agreements on file at our principal office to the extent permitted by applicable Maryland law, but only if, and to the extent, such inspection is approved by our Board.
Restrictions on Ownership and Transfer
Our declaration of trust contains substantially the same restrictions on the number of shares that a person or group may own as are contained in the FBRED charter. For more information, see Item 11. “Description of Registrant’s Securities to be Registered – Restrictions on Ownership and Transfer” in FBRED’s Form 10-12G/A filed with the SEC on December 20, 2024, incorporated herein by reference.
Holders
As of March 16, 2026, we had 40 common shares outstanding and one holder.
Distribution Policy
We intend to declare distributions to all classes of our common shares based on distributions received from our investment in FBRED common stock, net of expenses, including interest expense paid to the Indirect Parent. FBRED expects to pay such distributions on a monthly basis, at the discretion of FBRED’s board of directors, considering factors such as earnings, cash flow, capital needs, stability of the monthly distribution rate and general financial condition and the requirements of Maryland law. Distribution rates and payment frequency may vary from time to time.
Upon receipt of distributions from FBRED, we intend to make distributions, after setting aside amounts determined necessary, in the Board’s reasonable judgment, for reserves, operations, liabilities (including taxes and contingent liabilities) and interest expense related to the Shareholder Loans, to the holders of each class of common shares in proportion to the distribution on the corresponding class of FBRED common stock.
The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To qualify as a REIT, we are required to pay distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. Generally, income distributed to shareholders will not be taxable to us under the Code if we qualify to be taxed as a REIT.
The per share amount of distributions on our classes of common shares may differ because of different class-specific distributions from FBRED. In addition, the per share amount of distributions on our classes of common shares may differ from the equivalent FBRED distributions due to the payment of Company administrative expenses and applicable withholding taxes.
For more information on how distributions will be determined by FBRED, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases of Equity Securities ” in FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference.

Unregistered Sales of Equity Securities
We were capitalized through the purchase by BSP Fund Holdco (Debt Strategy) LP (“Initial Investor”) of 40 common shares for an aggregate purchase price of $1,000 on July 31, 2025. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
We are engaging in a continuous private offering of different classes of common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of the date of this Annual Report on Form 10-K, there have been no purchases under the continuous private offering and the Initial Investor is the only shareholder.
Refer to Item 1. “Business – Private Offering and Investments in FBRED Common Stock” for an illustration of the offering process.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a Maryland statutory trust that was formed on March 6, 2025. We intend to elect to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2026. We are externally managed by our Adviser.
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
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Annual Report on Form 10-K.
As of December 31, 2025, we have not commenced operations and have nominal assets and no liabilities. For financial information regarding FBRED, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference.
Basis of Presentation
Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Key Components of our Results of Operations
Income
We were capitalized through the purchase by the Initial Investor of 40 common shares for an aggregate purchase price of $1,000 on July 31, 2025.
As of December 31, 2025, we have not engaged in principal operations. Interest earned on cash held in banks of $13 was recorded to Interest Income on the Statements of Operations.
Expenses
We did not have any expenses for the year ended December 31, 2025.
Organizational and Offering Expenses
The Adviser will agree to advance all of the Company’s organization and offering expenses on its behalf (including all costs and expenses in connection with the formation of the Company, and the marketing and distribution of its common shares) through the first anniversary of the initial closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing, or over an alternative time period agreed to by the Board and the Adviser. After the first anniversary of the initial closing, we will reimburse the Adviser for any expenses that it incurs on our behalf, as the expenses are incurred. As of December 31, 2025 the Adviser has advanced approximately $0.8 million of organization and offering expenses on our behalf.
Financial Condition, Liquidity and Capital Resources
As of December 31, 2025, we are in our organizational period and have not yet commenced principal operations. We expect that principal operations will commence when we issue common shares in the initial closing of our private offering. As of December 31, 2025, the Initial Investor has made an initial capital contribution of $1,000 in cash and we have earned $13 of interest on cash held in banks.
We currently expect that the initial closing of our private offering of common shares will occur in the second quarter of 2026 and that concurrent with that closing we will commence operations. Following our initial closing, we expect to have subsequent closings of common shares through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in FBRED common stock.
Once we commence operations, we expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) the Shareholder Loans, and (iv) any future offerings of our equity securities. We expect that during our first 12 months of operations our primary sources of capital will be net proceeds from monthly closings on our continuous private offering and distributions on shares of common stock we intend to hold in FBRED. We expect longer term capital sources to include these same sources.
Our primary use of cash will be for (i) investment in FBRED, (ii) operating costs (including legal and accounting fees), (iii) periodic share repurchases, and (iv) cash distributions (if any) to the holders of our shares to the extent declared by our board of trustees (the “Board”).
We intend to elect to qualify to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2026. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.
Our Adviser will agree to several support measures that will enhance our liquidity. Our Adviser will agree to advance all organization and offering expenses (other than any upfront selling commissions, which will be paid directly by investors in the Indirect Parent, and any dealer manager fees and shareholder servicing fees which will be paid by FBRED with respect to our purchase of FBRED common stock) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We expect to reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. As of December 31, 2025, the Adviser has advanced approximately $0.8 million of organization and offering expenses on our behalf.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for small reporting company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements are annexed to this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, such officers have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including such officers, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) New Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
(b) During the quarter ended December 31, 2025, none of the Company’s trustees or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Trustees
The Company operates under the direction of the Board. The Board has retained the Adviser to administer the operations of the Company.
As set forth in our bylaws, our trustees will serve until resignation, removal, death, dissolution, termination of legal existence, adjudication of legal incompetence or the election and qualification of his, her or its successor. A trustee may resign at any time or, except as provided in the terms of any class of common shares, may be removed by the shareholders at any time for any reason upon the affirmative vote of shareholders entitled to cast a majority of all the votes entitled to be cast generally in the election of trustees. If a vacancy on the Board is the result of a trustee’s removal by the shareholders, the successor to the trustee shall be elected by the shareholders.
The Board will generally meet annually or more frequently if necessary. A trustee is not required to devote all of his or her time to our business and is only required to devote the time to our business as his or her duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. The Board will oversee and supervise the relationship between us and the Adviser.
The Company does not have a designated audit committee, but rather the sole trustee serves the function of the audit committee.
The Board also has not adopted a code of ethics or insider trading policy. The Board has determined to not adopt these policies because the Company has been formed to act as an investment vehicle for certain investors to invest in FBRED common stock, its only shareholder is Cayman Feeder Sub, the Company has no employees, the officers and trustee of the Company are also officers and one of the directors of FBRED, and as a result, such officers and trustee must comply with the code of ethics and insider trading policy of FBRED.
Our Trustee
Upon the initial closing of the sale of common shares in our private offering, the Board will consist of the following trustee:

Name	Age	Position
Richard J. Byrne	64	Sole Trustee
Richard J. Byrne
Richard J. Byrne has served as President of Benefit Street Partners since 2013 and served as Chairman of FBRED and of its Board of Directors since 2025. Mr. Byrne has served as Chairman of the Board of Directors and Chief Executive Officer of FBRT since September 2016. In February 2026, Mr. Byrne resigned as Chief Executive Officer of FBRT, while continuing in his role as Chairman of the Board. Prior to joining the Adviser, Mr. Byrne was Chief Executive Officer of Deutsche Bank Securities, Inc. He was also the Head of Global Capital Markets at Deutsche Bank. Before joining Deutsche Bank, Mr. Byrne was Global Co-Head of the Leveraged Finance Group and Global Head of Credit Research at Merrill Lynch & Co. He was also a perennially top-ranked credit analyst. Mr. Byrne earned an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from Binghamton University. In addition to his position as Chairman of FBRT, Mr. Byrne is a member of the Board of Directors of Wynn Resorts, Limited (NASDAQ: WYNN).
Our Executive Officers
The following table presents certain information, as of the initial closing of the sale of common shares in our private offering, concerning each of our executive officers serving in such capacity:

Name	Age	Position(s)
Michael Comparato	48	Chief Executive Officer and President
Jerome S. Baglien	48	Chief Financial Officer, Chief Operating Officer and Treasurer

Michael Comparato
Michael Comparato serves as Chief Executive Officer and director of the Company. Mr. Comparato has also served as the Chief Executive Officer and President of FBRED since 2025. Mr. Comparato is a Senior Managing Director, Head of Real Estate (since 2017) and Portfolio Manager with Benefit Street Partners, and serves on the Adviser’s US Executive Committee. Mr. Comparato served as President of FBRT from March 2023 to February 2026 and has overseen FBRT loan originations since 2016. In February 2026, Mr. Comparato was appointed Chief Executive Officer of FBRT. Prior to joining Benefit Street Partners in 2015, Mr. Comparato was head of U.S. Equity Investments at Ladder Capital, where he led Ladder’s largest team that actively originated CMBS loans, structured/balance sheet loans, mezzanine loans and acquired strategic assets for the firm. Prior to joining Ladder, Mr. Comparato was president of BankAtlantic Commercial Mortgage Capital (BACMC), the CMBS affiliate of BankAtlantic, where he was responsible for managing all day-to-day operations. Mr. Comparato also previously ran Compson Holding Corporation, which made various equity investments in multiple different commercial real estate assets and publicly traded REITs. Mr. Comparato received a Bachelor of Science, Summa Cum Laude, from Babson College.
Jerome S. Baglien
Jerome S. Baglien serves as Chief Financial Officer, Chief Operating Officer and Treasurer of the Company. Mr. Baglien has also served as the Chief Financial Officer, Chief Operating Officer and Treasurer of FBRED since 2025. Mr. Baglien is a Managing Director of Benefit Street Partners, the Chief Financial Officer and Chief Operating Officer of the Benefit Street Partners’ commercial real estate business and a member of Benefit Street Partners’ Operating Committee. Mr. Baglien has served as Chief Financial Officer of FBRT since 2016 and as Chief Operating Officer since 2021. Prior to joining Benefit Street Partners in 2016, Mr. Baglien was director of fund finance for GTIS Partners LP (“GTIS”), where he oversaw all finance and operations for GTIS funds. Previously, he was an accounting manager at iStar Inc. with oversight of loans and special investments. Mr. Baglien received a Masters of Business Administration from Kellstadt Graduate School of Business at DePaul University and a Bachelor of Science in Accounting from the University of Oregon.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
The Company currently has no employees. The day-to-day management of the Company’s operations will be overseen by the Chief Executive Officer of the Company. The Chief Executive Officer is an employee of the Adviser and not the Company. We do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. We do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
A description of the Advisory Agreement is found in Item 13. “Certain Relationships and Related Transactions, and Director Independence” below.
Compensation of Trustees
We do not currently pay any compensation to our trustees.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RELATED STOCKHOLDER MATTERS
We have not yet commenced commercial activities. The Initial Investor made an initial capital contribution of $1,000 in cash, in exchange for 40 common shares. The Initial Investor currently holds all of the outstanding common shares issued by the Company, and, as of December 31, 2025, the Initial Investor was our only stockholder.
The Initial Investor is wholly owned, directly and indirectly, by Franklin Resources, Inc. The address for the Initial Investor is in care of our principal executive offices at One Madison Avenue, Suite 1600, New York, New York 10010.
We expect that after the initial closing of the sale of our common shares, Cayman Feeder Sub will be our sole shareholder. BSP Ultimate GP LTD, a Cayman Islands exempted limited partnership (the “Cayman GP”), is the general partner of Cayman Feeder Sub. The Cayman GP is wholly owned, directly and indirectly, by Franklin Resources, Inc. The address for Cayman Feeder Sub and the Cayman GP is in care of our principal executive offices at One Madison Avenue, Suite 1600, New York, New York 10010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Adviser and its affiliates engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts, including acting as the investment adviser for FBRED. In the ordinary course of conducting its activities, the interests of the Company may conflict with the interests of the Adviser, or other companies or funds now or in the future advised by the Adviser or its affiliates (“Other Funds”), including FBRED, and there is no guarantee that such conflicts will ultimately be resolved in favor of the Company.
For more information on FBRED’s relationship with the Adviser, see Item 13. “Certain Relationships and Related Transactions, and Director Independence” in FBRED’s Form 10-K filed with the SEC on March 12, 2026, which is incorporated herein by reference.
Advisory Affiliates
The Adviser is a subsidiary of Franklin Resources, Inc., a global investment management organization (together with its affiliated advisers (but excluding the Adviser), referred to in this section as “Franklin Templeton”). Clients of the Adviser and/or Franklin Templeton may invest in the same portfolio investments, including in the same security or other instrument or in different securities of or instruments issued by such a portfolio investment and Franklin Templeton has no obligation to inform the Adviser or the Company of any such investments or offer such investments to the Company. In the ordinary course of conducting the Company’s activities, interests of the Company may therefore conflict with the interests of other clients of the Adviser and/or Franklin Templeton. In addition, as a diversified financial services organization, Franklin Templeton and its affiliates engage in a broad spectrum of activities including financial, advisory, investment and other activities where their interests may conflict with the interests of the Company.
Franklin Templeton may provide investment advisory services and other services to clients and receive fees for such services in connection with transactions in which those clients may have interests that conflict with those of the Company or its investment’s. Franklin Templeton may also give advice to clients that may cause them to take actions adverse to the Company’s or FBRED’s investments. In addition, Franklin Templeton may have relationships with clients seeking to invest in an existing portfolio investment of the Company or clients that compete with an existing portfolio investment of the Company. Further, it is possible that Franklin Templeton could create additional investment vehicles in the future that may compete with the Company or FBRED for investment opportunities. Franklin Templeton will have no obligation to forego or share such investment opportunities with the Company, except as described below with respect to the allocation policy, and investments made by Franklin Templeton in such opportunities could preclude the Company or FBRED from investing in such opportunities.
Franklin Templeton is permitted to provide certain services that are eligible expenses of the Company. The Company is permitted to enter into service agreements with Franklin Templeton and cause the Company to pay or reimburse Franklin Templeton for fees and expenses charged related to such services, which amounts do not reduce the compensation paid to the Adviser and are borne by the Company.
In connection with its advisory business, Franklin Templeton may come into possession of information that could potentially limit the ability of the Company to engage in potential transactions. In order to avoid such limitation, the Adviser intends to control the flow of such information, such as by erecting information barriers to restrict the transfer of such information between the Adviser and Franklin Templeton. In the event that an information barrier designed to protect the Company is breached (including inadvertently), changed or removed, the Company will likely face the same restrictions on its investment activities as it would have faced had the information barrier not been established in the first place or face restrictions resulting from such changes to the information barrier, as the case may be. The Adviser will generally not rely on the expertise of Franklin Templeton and its investment professionals and will not share such investment professionals in managing and/or advising the Company.
Advisory Agreement
The Company, Indirect Parent, Cayman Feeder Sub and the Adviser will enter into the Advisory Agreement pursuant to which the Board will delegate to the Adviser the authority to administer the day-to-day affairs of the Company. The following summarizes the key provisions of the Advisory Agreement.
Services
Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:
•serving as an adviser to the Company with respect to our investments and operations;
•assist in the preparation of all documentation in connection with the Company’s investments;
•perform the day to-day investment operations of the Company and supervise the management of the Company’s business and affairs, including distributions to the shareholders, provision of information to the shareholders, opening bank and brokerage accounts and matters incidental thereto;
•furnish such office space, office supplies and equipment, and such bookkeeping, recordkeeping and clerical services to the Company as the Company may require for its reasonable needs;
•authorize and permit any of its respective officers, directors and employees to serve in any capacities relating to the Company to which they are elected or appointed; and
•to the fullest extent permitted by law, delegate any of the services to be provided hereunder to an Affiliate of the Adviser.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, and subject to the oversight of the Board and in accordance with the Company’s amended and restated declaration of trust, as amended (the “declaration of trust”), the bylaws and the Advisory Agreement, the Adviser will have plenary authority with respect to the management of our business and affairs and will be responsible for implementing our investment strategy.
Expenses
To the fullest extent permitted by law, the Adviser shall assume and pay all expenses on account of rent, utilities, insurance, office supplies, office equipment, travel, entertainment, and compensation and expenses of the Adviser’s officers, directors and employees and other normal and routine administrative expenses that relate to the services and facilities provided to the Company. The Adviser shall not be obligated to pay any expenses of or for the Company not contemplated to be paid by the Adviser by the Advisory Agreement.
Management Fee
The Adviser also serves as the external adviser of FBRED and is compensated in such capacity. The Adviser shall not be entitled to additional compensation for services provided pursuant to the Advisory Agreement with the Company.
Organization and Offering Expenses
The Adviser will agree to advance all of the Company’s organization and offering expenses on its behalf (including all costs and expenses in connection with the formation of the Company, and the marketing and distribution of its common shares) through the first anniversary of the initial closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing, or over an alternative time period agreed to by the Board and the Adviser. After the first anniversary of the initial closing, we will reimburse the Adviser for any expenses that it incurs on our behalf, as incurred.

Operating Expense Reimbursement
The Adviser may advance certain of the Company’s operating expenses on its behalf through the first anniversary of the initial closing. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. Operating expenses incurred after the first anniversary of the initial closing of our private offering are paid by the Company as incurred. If the Adviser pays our operating expenses after the first anniversary of the initial closing, we will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser.
Term
The Advisory Agreement shall terminate upon the liquidation of the Company (or upon the earlier removal of the general partner of the Indirect Parent or Cayman Feeder Sub); provided that the Company, Indirect Parent, Cayman Feeder Sub or the Adviser may terminate the Advisory Agreement upon 60 days’ notice to the other party.
Sale of Shares to the Initial Investor
We were capitalized through the purchase by the Initial Investor of 40 common shares for an aggregate purchase price of $1,000 on July 31, 2025. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. The Initial Investor is wholly owned, directly and indirectly, by Franklin Resources, Inc., which also wholly owns the Adviser.
Transactions with Affiliates
The Adviser and its affiliates received an exemptive order from the SEC on May 1, 2018 (the “Order”) that permits certain affiliates of the Adviser that are regulated under the Investment Company Act, among other things, to co-invest with certain other persons affiliated with the Adviser and certain funds managed and controlled by the Adviser and its affiliates, including us, subject to certain terms and conditions. Therefore, any co-investments we make with affiliates of the Adviser that are subject to the Order will have to comply with such terms and conditions.
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Advisory Agreement with the Adviser. In addition, under the Advisory Agreement and our organizational documents, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of its affiliates.
Certain Business Relationships
All of our current trustees and officers are directors, officers or employees of the Adviser.
We expect that all our investments will be in securities of FBRED, which is managed by the Adviser.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
Aggregate fees that were for the period ended December 31, 2025 by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), were as follows:

For the Period Ended March 6, 2025 (Date of Inception) through December 31, 2025
Audit fees (1)	$192,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$192,000
(1)Audit fees include amounts related to annual financial statements audit work, quarterly financial statements reviews, and reviews of SEC registration statements.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K.
a.Financial Statements
See the Index to the Financial Statements at page F-1 on this report.
b.Exhibits

Exhibit No.	Description
3.1	Certificate of the Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on July 25, 2025)
3.2	Declaration of Trust of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on July 25, 2025)
3.3*	Bylaws of the Company (filed herewith)
3.4	Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to Form 10 filed on September 4, 2025)
3.5	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 1 to Form 10 filed on September 4, 2025)
4.1 *	Description of Securities of the Registrant (filed herewith)
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)
* Filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FBRED-C Feeder REIT Trust
Registrant

Dated:	March 16, 2026	/s/ Michael Comparato Michael Comparato Chief Executive Officer and President

POWER OF ATTORNEY

We, the undersigned officers and trustee of FBRED-C Feeder REIT Trust, hereby severally constitute Jerome Baglien, our true and lawful attorney with full power to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and trustee to enable FBRED-C Feeder REIT Trust to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorney to said Annual Report and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant on March 16, 2026 in the capacities indicated.

Signature	Title
/s/ Michael Comparato	Chief Executive Officer and President
Michael Comparato	(Principal Executive Officer)
/s/ Jerome S. Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer
Jerome S. Baglien	(Principal Financial Officer and Principal Accounting Officer)
/s/ Richard J. Byrne	Trustee
Richard J. Byrne

FBRED-C FEEDER REIT TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Shareholder of FBRED-C Feeder REIT Trust

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FBRED-C Feeder REIT Trust (the "Company") as of December 31, 2025, and the related statements of operations, of changes in equity and of cash flows for the period from March 6, 2025 (Date of Inception) through December 31, 2025, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from March 6, 2025 (Date of Inception) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2026

We have served as the Company’s auditor since 2025.

FBRED-C Feeder REIT Trust
BALANCE SHEET

As of December 31, 2025
Assets
Cash	$1,010
Other receivables	3
Total assets	$1,013
Liability and Equity
Total liabilities	$—
Commitments and Contingencies (See Note 5)
Equity
Common Shares, $0.001 par value per share, 100,000 shares authorized, 40 shares issued and outstanding	1
Additional paid-in capital	999
Accumulated earnings	13
Total equity	1,013
Total liabilities and equity	$1,013
The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENT OF OPERATIONS

For the Period From March 6, 2025 (Date of Inception) through December 31, 2025
Interest Income	$13
Total Interest Income	$13
Expenses	$—
Total Expenses	$—
Net Income	$13
Net income (loss) per common share, basic and diluted	$0.32
Weighted average common shares outstanding, basic and diluted	40

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENT OF CHANGES IN EQUITY

	Common Shares		Additional Paid	Accumulated
	Shares	Par Value	in Capital	Earnings	Total Equity
Balance at March 6, 2025 (Date of Inception)	—	$—	$—	$—	$—
Net income	—	—	—	13	13
Common shares of beneficial interest	40	1	999	—	1,000
Balance at December 31, 2025	40	$1	$999	$13	$1,013
The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENT OF CASH FLOWS

For the Period From March 6, 2025 (Date of Inception) through December 31, 2025
Net income	$13
Adjustments to reconcile net income to net cash flow provided by operating activities
Changes in assets and liabilities
Increase in other receivables	(3)
Net cash provided by operating activities	$10
Cash flow from investing activities
Net cash from investing activities	$—
Cash flow from financing activities
Proceeds from issuance of common shares	$1,000
Net cash provided by financing activities	$1,000

Net increase in cash	$1,010
Cash at beginning of the period	$—
Cash at the end of the period	$1,010

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
For the period ended December 31, 2025

Note 1 – Organization
FBRED-C Feeder REIT Trust (the “Company”) was formed on March 6, 2025 as a Maryland statutory trust and intends to elect to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company has been formed to invest in common stock of Franklin BSP Real Estate Debt, Inc. (“FBRED”).
The Company will be externally managed by Benefit Street Partners L.L.C. (the “Adviser”). The Adviser is a limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
The Company has been formed to act as an investment vehicle through which certain non-U.S. investors can indirectly invest in FBRED’s common stock via Franklin BSP Real Estate Debt Cayman Access Fund (FBRED-C), L.P. (the “Indirect Parent”). The Indirect Parent invests in the Company directly (the “Shareholder Loan”) and also indirectly through FBRED-C Feeder Subsidiary Fund, L.P. (“Cayman Feeder Sub”). The Company intends to invest in various classes of the common stock of FBRED and expects to authorize, offer and sell its common shares to the Cayman Feeder Sub on a one-for-one ratio corresponding to its investment in common stock of FBRED. Accordingly, the Company’s investment objectives are the same as the investment objectives of FBRED.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
For the period ended December 31, 2025

Note 2 – Capitalization
As of March 6, 2025, the Company was authorized to issue 100,000 common shares of beneficial interest, par value $0.001 per share (“common shares”). The Company intends to undertake a continuous private offering, pursuant to which it will offer and sell its common shares to Cayman Feeder Sub. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the offering will be equal to the most recently determined net asset value (“NAV”) per share of FBRED for the applicable class plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the prior month’s NAV per share of FBRED for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Note 3 – Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 8 of Regulation S-X.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of December 31, 2025.
Interest Income
Interest earned on cash held in banks is recorded as earned to Interest Income within the accompanying Statement of Operations.
Income Taxes
The Company intends to elect to qualify to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”) beginning with the taxable year ending December 31, 2026. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions that do not meet the more-likely-than-not threshold are disclosed as uncertain tax positions in the current year. The Company’s accounting policy is to classify interest and penalties related to uncertain tax positions as a provision for income taxes. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
For the period ended December 31, 2025

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
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $0.8 million. These organization and offering expenses are not recorded in the accompanying Balance Sheet because such costs are not the obligation of the Company until the Company and the Adviser enter an advisory agreement. If and when such events are probable the Company will record organizational expenses as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Balance Sheet.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2025 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on our financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” or ASU 2024-03. ASU 2024-03 requires additional disclosures about specific expenses categories in the notes to the financial statements. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and early adoption is permitted. We do not expect the adoption of ASU 2024-03 to have a material impact on our financial statements.
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

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
For the period ended December 31, 2025

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
Note 8 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosure in the financial statements.