Form 10-Q
period 2026-03-31
FBRED-C Feeder REIT Trust
filed 2026-05-11
CIK 2073653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
or
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

As of May 11, 2026, there were 40 common shares of beneficial interest, $0.001 par value, outstanding.

FBRED-C Feeder REIT Trust

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FBRED-C Feeder REIT Trust
BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash	$1,015	$1,010
Other receivables	5	3
Total assets	$1,020	$1,013

Liability and equity
Total liabilities	$—	$—

Commitments and contingencies (See Note 5)

Equity
Common shares, $0.001 par value per share, 100,000 shares authorized, 40 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	999	999
Accumulated earnings	20	13
Total equity	1,020	1,013
Total liabilities and equity	$1,020	$1,013

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2026	For the Period From March 6, 2025 (Date of Inception) through March 31, 2025
Income
Interest income	$7	$—
Total interest income	7	—

Expenses
Total expenses	—	—

Net income	$7	$—
Net income per common share, basic and diluted	$0.17	$—
Weighted average common shares outstanding, basic and diluted	40	—

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares		Additional Paid	Accumulated	Total
	Shares	Par Value	in Capital	Earnings	Equity
Balance at December 31, 2025	40	$1	$999	$13	$1,013
Net income	—	—	—	7	7
Balance at March 31, 2026	40	$1	$999	$20	$1,020

	Common Shares		Additional Paid	Accumulated	Total
	Shares	Par Value	in Capital	Earnings	Equity
Balance at March 6, 2025 (Date of Inception)	—	$—	$—	$—	$—
Net income	—	—	—	—	—
Balance at March 31, 2025	—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2026	For the Period From March 6, 2025 (Date of Inception) through March 31, 2025
Net income	$7	$—
Adjustments to reconcile net income to net cash flow provided by operating activities
Changes in assets and liabilities
Increase in other receivables	(2)	—
Net cash provided by operating activities	$5	$—

Cash flow from investing activities:
Net cash from investing activities	$—	$—

Cash flow from financing activities:
Net cash provided by financing activities	$—	$—

Net increase in cash	$5	$—
Cash at beginning of the period	1,010	—
Cash at the end of the period	$1,015	$—

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 1 – Organization
FBRED-C Feeder REIT Trust (the “Company”) was formed on March 6, 2025 as a Maryland statutory trust and intends to elect to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2026. The Company has been formed to invest in common stock of Franklin BSP Real Estate Debt, Inc. (“FBRED”).
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
The Company has been formed to act as an investment vehicle through which certain non-U.S. investors can indirectly invest in FBRED’s common stock via Franklin BSP Real Estate Debt Cayman Access Fund (FBRED-C), L.P. (the “Indirect Parent”). The Indirect Parent will invest in the Company directly (the “Shareholder Loans”) and also indirectly through FBRED-C Feeder Subsidiary Fund, L.P. (“Cayman Feeder Sub”). The Company intends to invest in various classes of the common stock of FBRED and expects to authorize, offer and sell its common shares to the Cayman Feeder Sub on a one-for-one ratio corresponding to its investment in common stock of FBRED. Accordingly, the Company’s investment objectives are the same as the investment objectives of FBRED.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of March 31, 2026.
Interest Income
Interest earned on cash held in banks is recorded as earned to Interest income within the accompanying Statements of Operations.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Income Taxes
The Company intends to elect to qualify to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”) beginning with its taxable year ending December 31, 2026. In general, as a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that it distributes. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
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
As of March 31, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $0.9 million. These organization and offering expenses are not recorded in the accompanying Balance Sheets because such costs are not the obligation of the Company until the Company and the Adviser enter an advisory agreement. If and when such events are probable the Company will record organizational expenses as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Balance Sheets.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2025 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” or ASU 2024-03. ASU 2024-03 requires additional disclosures about specific expenses categories in the notes to the financial statements. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on our financial statements.
Note 4 – Related Party Transactions
Advisory Agreement
The Company intends to enter into an advisory agreement (the “Advisory Agreement”) with the Adviser in which the Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

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
Note 6 – Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The CODM is comprised of the Company’s Chief Executive Officer/President and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company primarily based on the Company’s net income under GAAP. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected in total assets on the accompanying Balance Sheets.
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
References herein to “FBRED-C Feeder REIT Trust,” “Company,” “we,” “us,” or “our” refer to FBRED-C Feeder REIT Trust and its subsidiaries unless the context specifically requires otherwise.
Forward Looking Statements
Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, including those set forth under Item 1A. “Risk Factors” actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. As a result, prospective investors should not rely on such forward-looking statements in making their investment decisions. In addition, certain statements reflect estimates, predictions or opinions of the Company, Benefit Street Partners L.L.C. or their affiliates, which cannot be independently verified and may change. There is no guarantee that these estimates, predictions or opinions will be ultimately realized.
You should carefully review the section entitled “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at http://www.sec.gov. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to), as a result of new information and future events.
Overview
We are a Maryland statutory trust that was formed on March 6, 2025. We intend to elect to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2026. We are externally managed by Benefit Street Partners L.L.C. (“the Adviser”).
We have been formed to act as an investment vehicle through which certain non-U.S. investors can indirectly invest in the common stock of Franklin BSP Real Estate Debt, Inc. (“FBRED”) via Franklin BSP Real Estate Debt Cayman Access Fund (FBRED-C), L.P. (the “Indirect Parent”). The Indirect Parent will invest in us directly and also indirectly through FBRED-C Feeder Subsidiary Fund, L.P. (“Cayman Feeder Sub”). We intend to invest in various classes of the common stock of FBRED and expect to authorize, offer and sell our common shares to the Cayman Feeder Sub on a one-for-one ratio corresponding to our investment in common stock of FBRED. Accordingly, our investment objectives are the same as the investment objectives of FBRED.
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
As of March 31, 2026, we have not commenced operations and have nominal assets and no liabilities. For financial information regarding FBRED, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Financial Statements (Unaudited)” of FBRED’s Form 10-Q filed with the SEC on May 11, 2026, which is incorporated herein by reference.

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
As of March 31, 2026, we have not engaged in principal operations. For the three months ended March 31, 2026, interest earned on cash held in banks of $7 was recorded to Interest income on the Statements of Operations.
Expenses
We did not have any expenses for the quarter ended March 31, 2026.
Organizational and Offering Expenses
The Adviser will agree to advance all of the Company’s organization and offering expenses on its behalf (including all costs and expenses in connection with the formation of the Company, and the marketing and distribution of its common shares) through the first anniversary of the initial closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing, or over an alternative time period agreed to by the Board and the Adviser. After the first anniversary of the initial closing, we will reimburse the Adviser for any expenses that it incurs on our behalf, as the expenses are incurred. As of March 31, 2026 the Adviser has advanced approximately $0.9 million of organization and offering expenses on our behalf.
Financial Condition, Liquidity and Capital Resources
As of March 31, 2026, we are in our organizational period and have not yet commenced principal operations. We expect that principal operations will commence when we issue common shares in the initial closing of our private offering. As of March 31, 2026, the Initial Investor has made an initial capital contribution of $1,000 in cash. For the three months ended March 31, 2026, we earned $7 of interest on cash held in banks.
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
We intend to elect to qualify to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2026. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid U.S. federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.
Our Adviser will agree to several support measures that will enhance our liquidity. Our Adviser will agree to advance all organization and offering expenses (other than any upfront selling commissions, which will be paid directly by investors in the Indirect Parent, and any dealer manager fees and shareholder servicing fees which will be paid by FBRED with respect to our purchase of FBRED common stock) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We expect to reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. As of March 31, 2026, the Adviser has advanced approximately $0.9 million of organization and offering expenses on our behalf.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2026, we were not subject to any material legal proceedings.
ITEM 1A. RISK FACTORS
Our potential risks and uncertainties are presented in the section entitled “Risk Factors” contained in our 2025 Annual Report on Form 10-K, as filed with the SEC on March 16, 2026. There have been no material changes from these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are engaged in a continuous private offering of different classes of common shares to Cayman Feeder Sub made pursuant to exemptions for a private offering provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of March 31, 2026, there have been no purchases under the continuous private offering and the Initial Investor is the only shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the quarterly period ended March 31, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FBRED-C Feeder REIT Trust

May 11, 2026	By: /s/ Michael Comparato Name: Michael Comparato Title: Chief Executive Officer and President (Principal Executive Officer)

May 11, 2026	By: /s/ Jerome Baglien Name: Jerome Baglien Title: Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)