Form 10-Q
period 2026-06-30
FBRED-C Feeder REIT Trust
filed 2026-08-11
CIK 2073653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
or
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

As of August 11, 2026, there were 40 common shares of beneficial interest, $0.001 par value, outstanding.

FBRED-C Feeder REIT Trust

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
FBRED-C Feeder REIT Trust
BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash	$1,020	$1,010
Other receivables	6	3
Total assets	$1,026	$1,013

Liability and equity
Total liabilities	$—	$—

Commitments and contingencies (See Note 5)

Equity
Common shares, $0.001 par value per share, 100,000 shares authorized, 40 shares issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	999	999
Accumulated earnings	26	13
Total equity	1,026	1,013
Total liabilities and equity	$1,026	$1,013

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2026	For the Period From March 6, 2025 (Date of Inception) through June 30, 2025
	2026	2025
Income
Interest income	$6	$—	$13	$—
Total interest income	6	—	13	—

Expenses
Total expenses	—	—	—	—

Net income	$6	$—	$13	$—
Net income per common share, basic and diluted	$0.14	$—	$0.33	$—
Weighted average common shares outstanding, basic and diluted	40	—	40	—

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares		Additional Paid	Accumulated	Total
	Shares	Par Value	in Capital	Earnings	Equity
Balance at December 31, 2025	40	$1	$999	$13	$1,013
Net income	—	—	—	7	7
Balance at March 31, 2026	40	$1	$999	$20	$1020
Net income	—	—	—	6	6
Balance at June 30, 2026	40	$1	$999	$26	$1,026

	Common Shares		Additional Paid	Accumulated	Total
	Shares	Par Value	in Capital	Earnings	Equity
Balance at March 6, 2025 (Date of Inception)	—	$—	$—	$—	$—
Net income	—	—	—	—	—
Balance at March 31, 2025	—	$—	$—	$—	$—
Net income	—	—	—	—	—
Balance at June 30, 2025	—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2026	For the Period From March 6, 2025 (Date of Inception) through June 30, 2025
Net income	$13	$—
Adjustments to reconcile net income to net cash flow provided by operating activities
Changes in assets and liabilities
Increase in other receivables	(3)	—
Net cash provided by operating activities	$10	$—

Cash flow from investing activities:
Net cash from investing activities	$—	$—

Cash flow from financing activities:
Net cash provided by financing activities	$—	$—

Net increase in cash	$10	$—
Cash at beginning of the period	1,010	—
Cash at the end of the period	$1,020	$—

The accompanying notes are an integral part of these financial statements.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
June 30, 2026
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
Note 2 – Capitalization
As of March 6, 2025, the Company was authorized to issue 100,000 common shares of beneficial interest, par value $0.001 per share (“common shares”). No additional shares have been authorized as of June 30, 2026. The Company intends to undertake a continuous private offering, pursuant to which it will offer and sell its common shares to Cayman Feeder Sub. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the offering will be equal to the most recently determined net asset value (“NAV”) per share of FBRED for the applicable class plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the prior month’s NAV per share of FBRED for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of June 30, 2026.
Interest Income
Interest earned on cash held in banks is recorded as earned to Interest income within the accompanying Statements of Operations.

FBRED-C Feeder REIT Trust
NOTES TO FINANCIAL STATEMENTS
June 30, 2026
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
As of June 30, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $1.0 million. These organization and offering expenses are not recorded in the accompanying Balance Sheets because such costs are not the obligation of the Company until the Company and the Adviser enter an advisory agreement. If and when such events are probable the Company will record organizational expenses as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the Balance Sheets.
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
June 30, 2026
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
As of June 30, 2026, we have not commenced our principal operations and have nominal assets and no liabilities. For financial information regarding FBRED, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Financial Statements (Unaudited)” of FBRED’s Form 10-Q filed with the SEC on August 11, 2026, which is incorporated herein by reference.

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
As of June 30, 2026, we have not engaged in principal operations. For the three and six months ended June 30, 2026, interest earned on cash held in banks of $6 and $13, respectively, was recorded to Interest income on the Statements of Operations.
Expenses
We did not have any expenses for the three and six months ended June 30, 2026.
Organizational and Offering Expenses
The Adviser will agree to advance all of the Company’s organization and offering expenses on its behalf (including all costs and expenses in connection with the formation of the Company, and the marketing and distribution of its common shares) through the first anniversary of the initial closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing, or over an alternative time period agreed to by the Board and the Adviser. After the first anniversary of the initial closing, we will reimburse the Adviser for any expenses that it incurs on our behalf, as the expenses are incurred. As of June 30, 2026 the Adviser has advanced approximately $1.0 million of organization and offering expenses on our behalf.
Financial Condition, Liquidity and Capital Resources
As of June 30, 2026, we are in our organizational period and have not yet commenced principal operations. We expect that principal operations will commence when we issue common shares in the initial closing of our private offering. As of June 30, 2026, the Initial Investor has made an initial capital contribution of $1,000 in cash. For the three and six months ended June 30, 2026, we earned $6 and $13 of interest, respectively, on cash held in banks.
We currently expect that the initial closing of our private offering of common shares will occur in the fourth quarter of 2026 and that concurrent with that closing we will commence operations. Following our initial closing, we expect to have subsequent closings of common shares through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in FBRED common stock.
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
Our Adviser will agree to several support measures that will enhance our liquidity. Our Adviser will agree to advance all organization and offering expenses (other than any upfront selling commissions, which will be paid directly by investors in the Indirect Parent, and any dealer manager fees and shareholder servicing fees which will be paid by FBRED with respect to our purchase of FBRED common stock) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We expect to reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. As of June 30, 2026, the Adviser has advanced approximately $1.0 million of organization and offering expenses on our behalf.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2026, we were not subject to any material legal proceedings.
ITEM 1A. RISK FACTORS
Our potential risks and uncertainties are presented in the section entitled “Risk Factors” contained in our 2025 Annual Report on Form 10-K, as filed with the SEC on March 16, 2026. There have been no material changes from these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are engaged in a continuous private offering of different classes of common shares to Cayman Feeder Sub made pursuant to exemptions for a private offering provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of June 30, 2026, there have been no purchases under the continuous private offering and the Initial Investor is the only shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the quarterly period ended June 30, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
FBRED-C Feeder REIT Trust

August 11, 2026	By: /s/ Michael Comparato Name: Michael Comparato Title: Chief Executive Officer and President (Principal Executive Officer)

August 11, 2026	By: /s/ Jerome Baglien Name: Jerome Baglien Title: Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)